Form 10-Q
period 2000-06-30
TUTORNET COM GROUP INC
filed 2000-08-21
CIK 1114794

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              __________________


				  FORM 10-Q

      (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______   to  ______

Commission File Number: 0-28773

			Tutornet.com Group, Inc.
			------------------------
	    (Exact name of registrant as specified in its charter)


		   Delaware			   	    65-0910071
	-------------------------------			------------------
        (State or other jurisdiction of			 (I.R.S. Employer
	 incorporation or organization)			Identification No.)

			14120 Newbrook Drive, Suite 101
		--------------------------------------------------------
		(Address of principal executive offices)      (Zip Code)

				(703) 961-9666
				--------------
		(Registrant's telephone number, including area code)

					N/A
				-----------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       [x] Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Class				Outstanding at June 30, 2000
Common stock, par value $.00001				4,750 million



			Part I - Financial Information


Item 1.	Financial Statements


		         Consolidated Condensed Statements of Income

                                                            Unaudited      Unaudited      Unaudited         Audited
                                                         3-Months Ended 6-Months Ended 3-Months Ended      Year Ended
                                                          June 30, 2000  June 30, 2000 March 31, 2000       31-Dec-99

Net Consulting Fees & Sales                                          88         27,464         27,376         132,126
                                                        -------------------------------------------------------------
Cost Of Fees:
Consultants & Subcontractors                                    267,583        772,228        504,645       1,665,868
Computer Systems Support                                          2,644          6,603          3,959          76,361
Customer Service Expenses                                             0              0              0               0
Amortization of Software Costs                                   66,468        132,936         66,468         247,091
Depreciation of Computer Equipment                               11,784         11,784              0          47,136
Factoring Expense                                                     0              0              0               0
Gross Margin Expense                                                  0              0              0               0
Printing & Reproduction                                           1,905          1,954             49         176,478
                                                        --------------------------------------------------------------------
Total Costs Of Fees                                             350,385        925,506        575,121       2,212,934
Gross Profit                                                    350,298        898,043        547,745       2,080,808
                                                        --------------------------------------------------------------------
Selling, General & Administrative Expenses                      838,880      3,713,903      2,875,023       9,873,218
                                                        --------------------------------------------------------------------
Income (Loss) From Operations                                 1,189,177      4,611,945      3,422,768      11,954,026
Discontinued Operations                                               0              0              0               0
Loss on Disposal of Subsidiary                                        0              0              0               0
Abacus II of Colorado                                                 0              0              0               0
                                                        --------------------------------------------------------------------
                                                              1,189,177      4,611,945      3,422,768      11,954,026
Other Income (Expenses):
Interest & Dividend Income                                          535          5,347          4,812          44,035
Interest Expense                                                 26,454         52,908         26,454         110,043
Loss on Investment in Tutornet UK                                     0         39,375         39,375         680,000
Loss on Foreign Currency Exchange                                     0             98             98           1,503
Realized Gains on Sales of Marketable Securities                      0              0              0         754,908
Miscellaneous (Expense)                                               0            745            745           8,717
                                                        --------------------------------------------------------------------
                                                                 25,919         87,779         61,860           1,320
                                                        --------------------------------------------------------------------
Net Loss Before Extraordinary Item                            1,215,096      4,699,724      3,484,628      11,955,346
Extraordinary Item                                                    0              0              0               0
Gain From Extinguishment of Debt                                      0              0              0               0
                                                        --------------------------------------------------------------------
Loss/Gain Before Income Taxes                                 1,215,096      4,699,724      3,484,628      11,955,346
Income Taxes                                                          0              0              0         190,589
                                                        --------------------------------------------------------------------
Net Loss                                                      1,215,096      4,699,724      3,484,628      11,764,757
Minority Interest in Net Loss/Gain                              595,154      2,302,051      1,706,897       5,762,378
                                                        --------------------------------------------------------------------
Net Loss                                                        619,942      2,397,673      1,777,731       6,002,379
                                                          =============  =============  =============  ==============



                           Consolidated Condensed Balance Sheets

                                          Assets

                                                           Unaudited      Unaudited       Audited
                                                        6-Months Ended 3-Months Ended   Year Ended
                                                         June 30, 2000  June 30, 2000 March 31, 2000
                                                        -----------------------------------------------------

Current Assets:
Cash                                                             60,424        208,559        115,220
Accounts Receivable, Net of Allowance for Doubtful Accou        147,176         13,424         15,785
Marketable Securities, At Market Value                          570,963        570,963        570,963
Prepaid Expenses                                                529,447        473,329        631,105
Deferred Taxes                                                  336,130        336,130        336,130
                                                        -----------------------------------------------------
Total Current Assets                                          1,644,141      1,602,405      1,669,203

Fixed Assets:
Office Furniture & Fixtures                                      11,687         16,031         16,031
Office Equipment                                                127,717        127,717        127,717
Computer Hardware & Peripherals                                 959,702        829,798        829,738
Computer Network                                                 12,873         13,248         12,873
Leasehold Improvements (Net of Accumulated Amortization)         10,804         32,663         33,531
                                                        -----------------------------------------------------
                                                              1,122,782      1,019,457      1,019,890
Less: Accumulated Depreciation                                  133,929        101,396         54,287
                                                        -----------------------------------------------------
Total Fixed Assets                                            1,256,711        918,061        965,603

Other Assets:
Computer Software, Net of Accumulated Amortization              900,030      1,006,298      1,071,365
Software Development Costs                                            0              0              0
Goodwill, Net of Accumulated Amortization                       330,066        424,196        424,196
Deposits                                                         89,106        171,182        171,182
Other                                                                 0              0              0
                                                        -----------------------------------------------------
Total Other Assets                                            1,319,203      1,601,676      1,666,743

                                                        -----------------------------------------------------
Total Assets                                                  4,220,055      4,122,142      4,301,549
                                                          =============  =============  =============



                                        Liabilities

                                                           Unaudited      Unaudited       Audited
                                                        6-Months Ended 3-Months Ended   Year Ended
                                                         June 30, 2000  June 30, 2000 March 31, 2000
                                                        -----------------------------------------------------

Current Liabilities:
Accounts Payable                                              3,619,940      4,138,596      2,617,495
Notes Payable CSR Stockholders                                   52,500         52,500         52,500
Accrued Gross Margin on Contract                                      0              0              0
Accrued Salaries & Wages                                        364,402        490,392              0
Accrued Interest                                                 48,025          5,422          5,422
Accrued & Withheld Payroll Taxes                                496,922        136,211         39,187
Income Taxes Payable                                              5,637         29,691         29,691
Officer Loan Payable                                                  0              0              0
Shareholder Loan Payable                                      5,625,340      5,625,340      5,625,340
                                                        -----------------------------------------------------
Total Current Liabilities                                    10,212,766     10,478,152      8,369,635

Long Term Liabilities:
Subordinated Shareholder Loans Payable                          832,029        977,703        947,028
Deferred Income Taxes                                            29,450         29,450         29,450
                                                        -----------------------------------------------------
Total Liabilities                                            11,074,246     11,485,305      9,346,113
                                                        -----------------------------------------------------
Minority Interest In Net Assets                               2,397,673      3,776,767      2,477,750
                                                        -----------------------------------------------------
SHAREHOLDER'S EQUITY
Common Stock,
Class A, ($ 0.00001 Par Value; 950,000,000 Authorized 16306356
Issued and Outstanding as of June 30, 2000 and
28,307,050 outstanding in 1999)                                     163            163            163
Class B, ($0.00001 Par Value; 50,000,000 Authorized
4,750,000 Outstanding as of June 30, 2000 )                          48             48             48
Preferred Stock
(10,000,0000 Authorized with a Par Value of $ 0.00001
and none iissued at June 30, 2000)                                    0              0              0
                                                        -----------------------------------------------------
                                                                    211            211            211

Additional Paid In Capital                                    7,353,524      6,230,641      3,708,691

Retained Earnings (Deficit)                                  11,810,253      9,817,248      6,275,716
                                                        -----------------------------------------------------
Total Shareholders' Equity (Deficit)                          4,456,518      3,586,396      2,566,814
                                                        -----------------------------------------------------
Total Liabilities & Shareholder's Equity                      4,220,055      4,122,142      4,301,549
                                                          =============  =============  =============


Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations


The accompanying comparative financial statements have been prepared assuming the Company will continue to operate as a going concern. The Company's accumulated accumulated deficit continues to increase and together with insufficient working capital, management has expressed doubt about the Company's ability to continue as a going concern beyond the next 60 days.
 The Company is in discussion with several entities seeking alternate sources of capital to satisfy these deficiencies.


Item 3.	Quantitative and Qualitative Disclosures About Market Risk - N/A

			Part II - Other Information

Item 1. Legal Proceedings - N/A
Item 2.	Changes in Securities and Use of Proceeds - N/A
Item 3.	Defaults Upon Senior Securities - N/A
Item 4.	Submission of Matters to a Vote of Security Holders - N/A
Item 5.	Other Information - N/A
Item 6.	Some Exhibits and Reports on Form 8-K - N/A





				SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						Euburn R. A. Forde
					      ___________________________________
						(Registrant)

August 21, 2000					Euburn R. A. Forde
__________________________________	      ___________________________________
Date						(Signature)**


___________________________________	      ___________________________________
Date						(Signature)**


Tutornet.com Group, Inc.