Form 10-Q/A
period 2000-06-30
TUTORNET COM GROUP INC
filed 2000-11-15
CIK 1114794

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              __________________


				  FORM 10-Q/A

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




         Consolidated Condensed Balance Sheets

                         Assets

                                                                 Unaudited           Audited
                                                                     As of        Year Ended
                                                             June 30, 2000 December 31, 1999
                                                        --------------------------------------------
Current Assets:
Cash                                                                60,424         115,220
Accounts Receivable, Net of Allowance for Doubtful Accou           147,176          15,785
Marketable Securities, At Market Value                             570,963         570,963
Prepaid Expenses                                                   529,447         631,105
Deferred Taxes                                                     336,130         336,130
                                                        --------------------------------------------
Total Current Assets                                             1,644,141       1,669,203

Fixed Assets:
Office Furniture & Fixtures                                         11,687          16,031
Office Equipment                                                   127,717         127,717
Computer Hardware & Peripherals                                    959,702         829,738
Computer Network                                                    12,873          12,873
Leasehold Improvements (Net of Accumulated Amortization)            10,804          33,531
                                                        --------------------------------------------
                                                                 1,122,782       1,019,890
Less: Accumulated Depreciation                                     133,929          54,287
                                                        --------------------------------------------
Total Fixed Assets                                                 988,853         965,603

Other Assets:
Computer Software, Net of Accumulated Amortization                 900,030       1,071,365
Software Development Costs                                               0               0
Goodwill, Net of Accumulated Amortization                          330,066         424,196
Deposits                                                            89,106         171,182
Other                                                                    0               0
                                                        --------------------------------------------
Total Other Assets                                               1,319,203       1,666,743

                                                        --------------------------------------------
Total Assets                                                     3,952,197       4,301,549
                                                             =============   =============



                      Liabilities

                                                                 Unaudited           Audited
                                                                     As of        Year Ended
                                                             June 30, 2000 December 31, 1999
                                                        --------------------------------------------
Current Liabilities:
Accounts Payable                                                 3,619,940       2,617,495
Notes Payable CSR Stockholders                                      52,500          52,500
Accrued Gross Margin on Contract                                         0               0
Accrued Salaries & Wages                                           364,402               0
Accrued Interest                                                    48,025           5,422
Accrued & Withheld Payroll Taxes                                   496,922          39,187
Income Taxes Payable                                                 5,637          29,691
Officer Loan Payable                                                     0               0
Shareholder Loan Payable                                         5,625,340       5,625,340
                                                        --------------------------------------------
Total Current Liabilities                                       10,212,766       8,369,635

Long Term Liabilities:
Subordinated Shareholder Loans Payable                             832,029         947,028
Deferred Income Taxes                                               29,450          29,450
                                                        --------------------------------------------
Total Liabilities                                               11,074,246       9,346,113
                                                        --------------------------------------------
Minority Interest In Net Assets                                 (2,397,673)     (2,477,750)
                                                        --------------------------------------------
SHAREHOLDER'S EQUITY
Common Stock,
Class A, ($ 0.00001 Par Value; 950,000,000 Authorized 16306356
Issued and Outstanding as of June 30, 2000 and
28,307,050 outstanding in 1999)                                        163             163
Class B, ($0.00001 Par Value; 50,000,000 Authorized
4,750,000 Outstanding as of June 30, 2000 )                             48              48
Preferred Stock
(10,000,0000 Authorized with a Par Value of $ 0.00001
and none iissued at June 30, 2000)                                       0               0
                                                        --------------------------------------------
                                                                       211             211

Additional Paid In Capital                                       6,230,641       3,708,691

Retained Earnings (Deficit)                                    (10,955,227)     (6,275,716)
                                                        --------------------------------------------
Total Shareholders' Equity (Deficit)                            (4,724,375)     (2,566,814)
                                                        --------------------------------------------
Total Liabilities & Shareholder's Equity                         3,952,197       4,301,549
                                                             =============   =============


                                   Consolidated Income Statement

                                                              Unaudited       Unaudited           Audited
                                                         3-Months Ended  6-Months Ended        Year Ended
                                                          June 30, 2000   June 30, 2000 December 31, 1999
                                                        --------------------------------------------------------
Net Consulting Fees & Sales                                         88          27,464          132,126
                                                        --------------------------------------------------------
Cost Of Fees:
Consultants & Subcontractors                                   267,583         772,228        1,665,868
Computer Systems Support                                         2,644           6,603           76,361
Customer Service Expenses                                            0               0                0
Amortization of Software Costs                                  66,468         132,936          247,091
Depreciation of Computer Equipment                              11,784          11,784           47,136
Factoring Expense                                                    0               0                0
Gross Margin Expense                                                 0               0                0
Printing & Reproduction                                          1,905           1,954          176,478
                                                        --------------------------------------------------------
Total Costs Of Fees                                            350,385         925,506        2,212,934
Gross Profit                                                  (350,298)       (898,043)      (2,080,808)
                                                        --------------------------------------------------------
Selling, General & Administrative Expenses                     838,880       3,713,903        9,873,218
                                                        --------------------------------------------------------
Income (Loss) From Operations                               (1,189,177)     (4,611,945)     (11,954,026)
Discontinued Operations                                              0               0                0
Loss on Disposal of Subsidiary                                       0               0                0
Abacus II of Colorado                                                0               0                0
                                                        --------------------------------------------------------
                                                            (1,189,177)     (4,611,945)     (11,954,026)
Other Income (Expenses):
Interest & Dividend Income                                         535           5,347           44,035
Interest Expense                                               (26,454)        (52,908)        (110,043)
Loss on Investment in Tutornet UK                                    0         (39,375)        (680,000)
Loss on Foreign Currency Exchange                                    0             (98)          (1,503)
Realized Gains on Sales of Marketable Securities                     0               0          754,908
Miscellaneous (Expense)                                              0            (745)          (8,717)
                                                        --------------------------------------------------------
                                                               (25,919)        (87,779)          (1,320)
                                                        --------------------------------------------------------
Net Loss Before Extraordinary Item                          (1,215,096)     (4,699,724)     (11,955,346)
Extraordinary Item                                                   0               0                0
Gain From Extinguishment of Debt                                     0               0                0
                                                        --------------------------------------------------------
Loss/Gain Before Income Taxes                               (1,215,096)     (4,699,724)     (11,955,346)
Income Taxes                                                         0               0         (190,589)
                                                        --------------------------------------------------------
Net Loss                                                    (1,215,096)     (4,699,724)     (11,764,757)
Minority Interest in Net Loss/Gain                             595,154       2,302,051        5,762,378
                                                        --------------------------------------------------------
Net Loss                                                      (619,942)     (2,397,673)      (6,002,379)
                                                         =============   =============   ==============



                                 Statement of Cashflows

                                                     6-Months Ended          Year Ended
                                                      June 30, 2000   December 31, 1999
                                                 -------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net Loss                                                (2,397,673)      (11,744,764)

Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities
Amortization                                                22,727           272,481
Depreciation                                                79,642            53,268
Deferred Taxes                                                   -            29,094

Changes in Current Assets and Currrent Liabilities:
(Increase) Decrease in Accounts Receivable                (131,391)           19,616
Increase (Decrease) in Prepaid Expenses                    101,658          (631,105)
Deferred Taxes                                                   -          (267,202)
Increase (Decrease) in Accounts Payable                  1,002,445         2,468,358
Accrued Gross Margin on Contract                                 -          (715,108)
Increase (Decrease) in Accrued Wages                       364,402          (278,729)
Increase (Decrease) in Accrued Interest                     42,603           (38,755)
Increase (Decrease) in Accrued & Withheld Taxes            457,735            39,187
(Increase) Decrease in Income Tax Payable                  (24,054)           22,778
                                                 -------------------------------------------
TOTAL ADJUSTMENTS                                        1,915,767           973,883

NET CASH (USED) BY OPERATING ACTIVITIES                   (481,906)      (10,770,881)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets                                  (125,620)       (1,006,741)
Purchase & Development of Computer Software                171,335          (112,059)
Decrease in Deposits                                        82,076          (171,182)
Purchase of Goodwill                                        94,130           (68,739)
Shareholder Loan Payable
Payments of Organization Expenses                                -                 -
                                                 -------------------------------------------
NET CASH (USED) BY INVESTING ACTIVITIES                    221,921        (1,358,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances From Officer                                            -                 -
Investments in Marketable Securities (Net)                       -          (570,963)
Payments on Note Payable                                         -           (69,796)
Proceeds from Issuance of Stock                                  -        12,145,791
Cost of Issuance of Stock                                        -           (25,000)
Proceeds from Borrowing                                          -                 -
Reclassification of Subordinated Shareholder Loan          205,188           947,028
Payments on CSR Note Payable                                     -          (262,500)
                                                 -------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  205,188        12,164,560

NET INCREASE (DECREASE) IN CASH                            (54,797)           34,958

CASH BALANCE, BEGINNING OF PERIOD                          115,220            66,128
                                                 -------------------------------------------

CASH BALANCE, END OF PERIOD                                 60,423           101,086
                                                     =============     =============


SUPPLEMENTARY INFORMATION:
Cash Paid During the Year for:
Interest                                                    52,908           110,043
Income Taxes                                                     -                 -
                                                 -------------------------------------------
                                                            52,908           110,043
                                                     =============     =============


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


