Form 10-Q
period 2000-09-30
TUTORNET COM GROUP INC
filed 2000-11-15
CIK 1114794

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              __________________


				  FORM 10-Q

      (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

or

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

		1036 Leigh Mill Rd, Building #1, Great Falls, VA  22066
		--------------------------------------------------------
		(Address of principal executive offices)      (Zip Code)

				(703) 759-5711
				--------------
		(Registrant's telephone number, including area code)

		14120 Newbrook Dr., Suite 101, Chantilly, VA  20151
		--------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       [x] Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Class				Outstanding at September 30, 2000
Common stock, par value $.00001				16,306,356
(Class A, Class B)


			Part I - Financial Information


Item 1.	Financial Statements


                                Consolidated Condensed Balance Sheets

                                              Assets

                                                                 Unaudited            Audited
                                                                     As of         Year Ended
                                                        September 30, 2000  December 31, 1999
                                                        --------------------------------------------

Current Assets:
Cash                                                                54,562         115,220
Accounts Receivable, Net of Allowance for Doubtful Accou           127,103          15,785
Marketable Securities, At Market Value                                   0         570,963
Prepaid Expenses                                                   529,447         631,105
Deferred Taxes                                                     336,130         336,130
                                                        --------------------------------------------
Total Current Assets                                             1,047,242       1,669,203

Fixed Assets:
Office Furniture & Fixtures                                         11,687          16,031
Office Equipment                                                   127,717         127,717
Computer Hardware & Peripherals                                    959,702         829,738
Computer Network                                                    12,873          12,873
Leasehold Improvements (Net of Accumulated Amortization)            10,804          33,531
                                                        --------------------------------------------
                                                                 1,122,783       1,019,890
Less: Accumulated Depreciation                                     133,929          54,287
                                                        --------------------------------------------
Total Fixed Assets                                                 988,854         965,603

Other Assets:
Computer Software, Net of Accumulated Amortization                 900,030       1,071,365
Software Development Costs                                               0               0
Goodwill, Net of Accumulated Amortization                          330,066         424,196
Deposits                                                            89,106         171,182
Other                                                                    0               0
                                                        --------------------------------------------
Total Other Assets                                               1,319,202       1,666,743

                                                        --------------------------------------------
Total Assets                                                     3,355,298       4,301,549
                                                             =============   =============




                                             Liabilities

                                                                 Unaudited            Audited
                                                                     As of         Year Ended
                                                        September 30, 2000  December 31, 1999
                                                        --------------------------------------------
Current Liabilities:
Accounts Payable                                                  3,114,633      2,617,495
Notes Payable CSR Stockholders                                       52,500         52,500
Accrued Gross Margin on Contract                                                         0
Accrued Salaries & Wages                                            737,144              0
Accrued Interest                                                     83,204          5,422
Accrued & Withheld Payroll Taxes                                    667,744         39,187
Income Taxes Payable                                                  5,637         29,691
Officer Loan Payable                                                      0              0
Shareholder Loan Payable                                          5,614,340      5,625,340
                                                        --------------------------------------------
Total Current Liabilities                                        10,275,201      8,369,635

Long Term Liabilities:
Subordinated Shareholder Loans Payable                              832,029        947,028
Deferred Income Taxes                                                29,450         29,450
                                                        --------------------------------------------
Total Liabilities                                                11,136,680       9,346,113
                                                        --------------------------------------------
Minority Interest In Net Assets                                  (2,734,191)     (2,477,750)
                                                        --------------------------------------------
SHAREHOLDER'S EQUITY
Common Stock,
Class A, ($ 0.00001 Par Value; 950,000,000 Authorized 16,306,356
Issued and Outstanding as of September 30, 2000 and
28,307,050 outstanding in 1999)                                         163            163
Class B, ($0.00001 Par Value; 50,000,000 Authorized
4,750,000 Outstanding as of September 30, 2000 )                         48             48
Preferred Stock
(10,000,0000 Authorized with a Par Value of $ 0.00001
and none iissued at September 30, 2000)                                   0              0
                                                        --------------------------------------------
                                                                        211             211

Additional Paid In Capital                                        6,230,641      3,708,691

Retained Earnings (Deficit)                                     (11,278,044)     (6,275,716)
                                                        --------------------------------------------
Total Shareholders' Equity (Deficit)                             (5,047,192)     (2,566,814)
                                                        --------------------------------------------
Total Liabilities & Shareholder's Equity                          3,355,298       4,301,549
                                                              =============   =============






                            Consolidated Condensed Statement of Income


                                                                 Unaudited          Unaudited          Audited
                                                            3-Months Ended     9-Months Ended       Year Ended
                                                        September 30, 2000 September 30, 2000 December 31, 1999
                                                        ---------------------------------------------------------------
Net Consulting Fees & Sales                                        127,103            154,567          132,126
                                                        ---------------------------------------------------------------
Cost Of Fees:
Consultants & Subcontractors                                        33,401            805,629        1,665,868
Computer Systems Support                                                (0)             6,603           76,361
Customer Service Expenses                                                0                  0                0
Amortization of Software Costs                                           0            132,936          247,091
Depreciation of Computer Equipment                                       0             11,784           47,136
Factoring Expense                                                        0                  0                0
Gross Margin Expense                                                     0                  0                0
Printing & Reproduction                                                 (0)             1,954          176,478
                                                        ---------------------------------------------------------------
Total Costs Of Fees                                                 33,400            958,906        2,212,934
Gross Profit                                                        93,703           (804,339)      (2,080,808)
                                                        ---------------------------------------------------------------
Selling, General & Administrative Expenses                         728,857          4,442,760        9,873,218
                                                        ---------------------------------------------------------------
Income (Loss) From Operations                                     (635,154)        (5,247,099)     (11,954,026)
Discontinued Operations                                                  0                  0                0
Loss on Disposal of Subsidiary                                           0                  0                0
Abacus II of Colorado                                                    0                  0                0
                                                        ---------------------------------------------------------------
                                                                  (635,154)        (5,247,099)     (11,954,026)
Other Income (Expenses):
Interest & Dividend Income                                               0              5,347           44,035
Interest Expense                                                   (24,179)           (77,087)        (110,043)
Loss on Investment in Tutornet UK                                        0            (39,375)        (680,000)
Loss on Foreign Currency Exchange                                        0                (98)          (1,503)
Realized Gains on Sales of Marketable Securities                         0                  0          754,908
Miscellaneous (Expense)                                                  0               (745)          (8,717)
                                                        ---------------------------------------------------------------
                                                                   (24,178)          (111,958)          (1,320)
                                                        ---------------------------------------------------------------
Net Loss Before Extraordinary Item                                (659,332)        (5,359,056)     (11,955,346)
Extraordinary Item                                                       0                  0                0
Gain From Extinguishment of Debt                                         0                  0                0
                                                        ---------------------------------------------------------------
Loss/Gain Before Income Taxes                                     (659,332)        (5,359,056)     (11,955,346)
Income Taxes                                                             0                  0         (190,589)
                                                        ---------------------------------------------------------------
Net Loss                                                          (659,332)        (5,359,056)     (11,764,757)
Minority Interest in Net Loss/Gain                                 322,815          2,624,866        5,762,378
                                                        ---------------------------------------------------------------
Net Loss                                                          (336,517)        (2,734,191)      (6,002,379)
                                                              =============      =============   ==============





		                     Statement of Cashflows


                                                     9-Months Ended         Year Ended
                                                 September 30, 2000  December 31, 1999
                                                 -------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net Loss                                                (3,057,005)      (11,744,764)

Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities
Amortization                                                22,727           272,481
Depreciation                                                79,642            53,268
Deferred Taxes                                                   -            29,094

Changes in Current Assets and Current Liabilities:
(Increase) Decrease in Accounts Receivable                (111,318)           19,616
Increase (Decrease) in Prepaid Expenses                    101,658          (631,105)
Deferred Taxes                                                   -          (267,202)
Increase (Decrease) in Accounts Payable                    497,138         2,468,358
Accrued Gross Margin on Contract                                 -          (715,108)
Increase (Decrease) in Accrued Wages                       737,144          (278,729)
Increase (Decrease) in Accrued Interest                     77,782           (38,755)
Increase (Decrease) in Accrued & Withheld Taxes            628,557            39,187
(Increase) Decrease in Income Tax Payable                  (24,054)           22,778
                                                 -------------------------------------------
TOTAL ADJUSTMENTS                                        2,009,275           973,883

NET CASH (USED) BY OPERATING ACTIVITIES                 (1,047,730)      (10,770,881)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets                                  (125,620)       (1,006,741)
Purchase & Development of Computer Software                171,335          (112,059)
Decrease in Deposits                                        82,076          (171,182)
Purchase of Goodwill                                        94,130           (68,739)
Shareholder Loan Payable                                   (11,000)
Payments of Organization Expenses                                -                 -
                                                 -------------------------------------------
NET CASH (USED) BY INVESTING ACTIVITIES                    210,921        (1,358,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances From Officer                                            -                 -
Investments in Marketable Securities (Net)                 570,963          (570,963)
Payments on Note Payable                                         -           (69,796)
Proceeds from Issuance of Stock                                  -        12,145,791
Cost of Issuance of Stock                                        -           (25,000)
Proceeds from Borrowing                                          -                 -
Reclassification of Subordinated Shareholder Loan          205,188           947,028
Payments on CSR Note Payable                                     -          (262,500)
                                                 -------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  776,151        12,164,560

NET INCREASE (DECREASE) IN CASH                            (60,658)           34,958

CASH BALANCE, BEGINNING OF PERIOD                          115,220            66,128
                                                 -------------------------------------------

CASH BALANCE, END OF PERIOD                                 54,562           101,086
                                                     =============     =============


SUPPLEMENTARY INFORMATION:
Cash Paid During the Year for:
Interest                                                    52,908           110,043
Income Taxes                                                                       -
                                                 -------------------------------------------
                                                            52,908           110,043
                                                     =============     =============


Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations

The financial statements have been prepared assuming the Company will continue to exist as a going concern. The Company continues to actively seek additional funding. Pending the receipt of such financing, the Company has suspended its classroom service activities and reduced its staff to perform only business critical operations to conserve its available cash. Currently, the Company's only source of revenues is payments under the Software License Agreement between Tutornet and Blackboard, Inc. Those payments approximate $23,000 per month, payable quarterly. Although at lease one preliminary proposal has been received that incorporate terms that are acceptable to the Company, there can be no assurance that additional financing will be obtained. The Company's normal business operations will not commence prior to the time such additional financing is obtained. The failure to obtain such financing may result in the bankruptcy of the company and/or Tutornet, the Company's subsidiary. Further, even if such financing is obtained, there can be no assurance that the Company's suspension of operations pending receipt of additional financing will not result in the Company's ultimate demise or that the Company's business has not suffered a material adverse affect as a result of such suspension. Notwithstanding the foregoing, the Company, intends to resume complete operations as soon as its financial condition permits.

The Statement made in the Company's May 18 Form 8-K with respect to the Company's involvement in a process by which it would obtain a $30 million investment from an accredited investor has not been made and the Company currently doubts that the investment will ever be made. As a result, the Company was unable to meet its projected revenue target because of this lack of investment capital that was required to support its marketing and sales program. Also, the lack of operating capital affected the Company's ability to support certain co-marketing arrangements with other companies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk - N/A

The recent entrance of other online tutoring services may affect the price that Tutornet charges for its services which could result in a reduction in the monthly subscription fees, ultimately affecting the Company's gross margins.


			Part II - Other Information

Item 1. Legal Proceedings

On October 10, 2000, two creditors of the Company and its subsidiary, Tutornet.com, Inc. ("Tutornet"), Business Development Corporation, a
Colorado corporation ("BDC"), and GJM Trading Partners Ltd., a Colorado limited partnership ("GJM"), filed Motions for Judgement in Fairfax County, Virginia Circuit Court against the Company, Tutornet and Forde. The Motions alleged various causes of action against the defendants, including fraud, negligent misrepresentation, recission, breach of contract and foreclosure against specified assets. The allegations arise out of the merger transaction pursuant to which the Company merged with Zycom Corp and became a publicly traded company and the bridge loan transaction between the Company and BDC and GJM pursuant to which the Company borrowed $500,000 from BDC and GJM, secured by a pledge of the Company's operating assets. The parties have agreed in principle to the terms of a settlement of this litigation which will, if finalized and effected, result in the deferral of the Company's and Tutornet's obligation to repay the borrowed funds, together with interest, fees and other expenses, along with other amounts owed to BDC and GJM until the Company or Tutornet has received the proceeds of another financing it is currently trying to effect. Should Tutornet be unable to effect the financing it is trying to effect, it may have no source of funds from which to pay amounts owed to BDC and GJM other than amounts payable to Tutornet under the Software License Agreement between Tutornet and Blackboard, Inc. These funds approximate $23,000 per month and, as part of the proposed settlement, the bulk of such funds (after deduction for specified legal fees) will be assigned directly to BDC and GJM in respect of the indebtedness owed to them. If additional financing is not obtained, BDC and GJM may be able to foreclose on and take possession of substantially all of the Company's and Tutornet's operating assets. The possibility of such an event may cause the Company or Turornet to seek protection from creditors under the bankruptcy laws.

Item 2.	Changes in Securities and Use of Proceeds - N/A
Item 3.	Defaults Upon Senior Securities - N/A
Item 4.	Submission of Matters to a Vote of Security Holders - N/A

Item 5.	Other Information

Amounts previously shown for 'Marketable Securities' and Accounts Receivable were incorrect. These accounts have been adjusted to accurately reflect the application of those assets to reduce accounts payable and to reflect the uncollectibilty of certain accounts receivable.

Item 6.	Some Exhibits and Reports on Form 8-K - N/A





				SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						Euburn R. A. Forde
					      ___________________________________
						(Registrant)

November 15, 2000				Euburn R. A. Forde
__________________________________	      ___________________________________
Date						(Signature)**


___________________________________	      ___________________________________
Date						(Signature)**


Tutornet.com Group, Inc.